Form 10-Q
period 2011-06-30
Engchow Education Corp
filed 2011-08-19
CIK 1516510

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2011

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-54314

                     ENGCHOW EDUCATION CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                            On Application
        --------------                         ---------------
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


                     4705 Metro Plaza
                   183 Tianhe Bei Lu
                   Tianhe, Guangzhou
                       China 610000

            (Address of Principal Executive Offices)

                      202-387-5400
                  _______________________
              (Registrant's Telephone Number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer         Accelerated Filer
   Non-accelerated filer          Smaller reporting company  X
   (do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                   Outstanding at June 30, 2011

Common Stock, par value $0.0001               202,708,628

Documents incorporated by reference:            None

                     FINANCIAL STATEMENTS





Balance Sheets as of June 30, 2011				F-1

Statements of Operations for the Three Months Ended
June 30, 2011 and for the Period from February 1, 2011
(Inception) to June 30, 2011                                    F-2

Statement of Changes in Stockholders' Equity for the
Period from February 1, 2011 (Inception) to June 30, 2011       F-3

Statement of Cash Flows for the Period from
February 1, 2011 (Inception) June 30, 2011                      F-4

Notes to Financial Statements                              F-5 - F-8



                ENGCHOW EDUCATION CORPORATION
                (A Development Stage Company)
                         BALANCE SHEET
                          (Unaudited)


                 ASSETS

					      June 30,
                                               2011
                                            ------------
   Current Assets

     Cash                                   $       6,510
     Receivable from affiliate		        1,152,985
                                            -------------

    Total Current Assets                        1,159,495
                                            -------------
        TOTAL ASSETS                        $   1,159,495
                                            =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities

     Payable to affiliate                   $      26,500

     Accounts payable                              25,468
                                            -------------
    Total Current Liabilities                      52,028
                                            -------------

   Stockholders' Equity

   Preferred Stock, $0.0001 Par Value,
      20,000,000 Shares Authorized;
      zero shares Issued and
      outstanding                                     -
   Common Stock, $0.0001 Par Value,
      500,000,000 Shares Authorized;
      202,708,628 Shares Issued and
      Outstanding                                  20,271
   Additional paid-in capital                   1,169,810
   Deficit accumulated during the
      development stage                           (82,614)
                                            -------------
    Total Stockholders' Equity                  1,107,467
                                            -------------

    TOTAL LIABILITIES and
      STOCKHOLDERS' EQUITY                  $   1,159,495
                                            =============


            See accompanying notes to the financial statements


                        ENGCHOW EDUCATION CORPORATION
                         (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                (Unaudited)

	            						 	For the Period from
        	     				For the quarter         February 1, 2011
             					 ended June 30, 	(Inception) to
						     2011		June 30, 2011
                                                -------------		---------------


      Operating Expenses                         $    36,004	        $      82,614
						-------------		--------------

      Net loss                                   $   (36,004)		$     (82,614)
                                                 =============		==============

      Loss per share - basic and diluted         $    (0.00)
						--------------
      Weighted average shares-
          basid and diluted                       202,101,862
						--------------


                See accompanying notes to the financial statements

                                       F-2


                        ENGCHOW EDUCATION CORPORATION
                        (A Development Stage Company)
                    STATEMENT OF CHANGES SHAREHOLDERS' EQUITY
                               (Unaudited)

                                                                Deficit
                                                              Accumulated
                          Common Stock          Additional    During the       Total
                      -----------------------   Paid-in       Development   Stockholders'
                       Shares          Amount    Capital         Stage       Equity
                      ----------   ----------   ------------  -----------   -------------
Balance,
  February 1, 2011            -    $       -     $       -      $     -       $        -
Stocks issued for
  services                500,000          50            -            -                50
Stocks issued for
  serivces            200,000,000      20,000            -            -            20,000
Investment by
   President                   -            -          6,510           -            6,510
Net loss                       -            -            -        (20,050)        (20,050)
                      ------------    -------     ----------     ---------     ----------
Balance,
 February 28,
  2011                200,500,000   $  20,050     $    6,510     $ (20,050)    $    6,510
                      ------------   ---------     ---------     ----------     ---------
Stocks issued for
  services                 20,000           2         10,534            -           10,536
Stocks issued for
  cash                  2,188,628         219      1,152,766            -        1,152,985
Net loss                       -           -              -        (62,564)        (62,564)
                      ------------   ---------     ---------     ----------     ----------
Balance, June 30,
   2011               202,708,628    $ 20,271     $1,169,810     $ (82,614)     $1,107,467
                      ===========    ========     ==========     ==========     ==========




                      See accompanying notes to the financial statements


                        ENGCHOW EDUCATION CORPORATION
                        (A Development Stage Company)
                          STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                      For the Period from
                                        	      February 1, 2011
                                        	      (Inception) to
                                       		      June 30, 2011
                                       		      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                              $   (82,614)

  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Shares issued for service				     30,586

  Changes in operating assets and liabilities
   Receivable from affiliate                             (1,152,985)

   Payable to affiliate                                      26,560
   Accounts payable                                          25,468
                                                        ------------
   Net cash used in operating activities                 (1,152,985)
                                                        ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sales of common stock                    1,152,985
   Investment by President                                    6,510
                                                        ------------
        Net cash flows provided by financing activites    1,159,495
                                                        ------------

 Net increase in cash                                         6,510

 Cash at beginning of period                                     -
                                                        ------------
 Cash at end of period                                  $     6,510
                                                        ============


                 See accompanying notes to the financial statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

Engchow Education Corporation ("the Company ") was incorporated on
February 1, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a Form 10 registration statement. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto in the Company's Form 10 filed on March 28, 2011 with the SEC. In preparing these condensed financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                     Engchow Education Corporation
             Notes to the Financial Statements (Unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES
         (CONTINUED)

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. From time to time, the Company maintains cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of June
30, 2011 there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

     Level 1: defined as observable inputs such as quoted prices in active markets;
     Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
     Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

                     Engchow Education Corporation
               Notes to the Financial Statements (Unaudited)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts of financial assets and liabilities approximate their fair values because of the short maturity of these instruments.

Note 2 - GOING CONCERN

The Company has sustained operating losses since inception of the Company on February 1, 2011. Additionally, the Company has deficit accumulated during the development stage of $82,614 at June 30, 2011. The Company also has a net loss from operations of $36,004 for the three months ended June 30, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue its operations, and successfully locating and negotiate with a business entity for the combination of that target company with the Company.

There is no assurance that the Company will ever be profitable. The financialstatements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.
This proposed ASU reflects the consensus-for-exposure in EITF Issue
No. 10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to the financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for

              Engchow Education Corporation
        Notes to the Financial Statements (unaudited)

fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

NOTE 4   TRANSACTIONS WITH AFFILIATES

During the quarter ended June 30, 2011, the Company issued 2,188,628 common shares in exchange for cash proceeds of $1,152,985. The Company has advanced those proceeds to Eng Chow Educational Corporation (HK), Ltd. ("HKEEC") to fund costs associated with locating and negotiating with a target company. The advances are due on demand and do not bear interest. The majority of the outstanding shares of the Company and HKEEC are owned by the Company's President and CEO.

During the period from February 1, 2011 (inception) to June 30, 2011, the Company incurred certain legal and accounting fees totaling $26,560 which were paid by Dr. Eng Training Center, Ltd. ("ETC") which were recorded as an advance payable to affiliate. The advances are due on demand and do not bear interest. The majority of the outstanding shares of the Company and ETC are owned by the Company's President and CEO.

NOTE 5   SHARE BASED PAYMENTS

During the quarter ended June 30, 2011, the Company issued 20,000 shares to two individuals for marketing services in the PRC. The shares have been recorded as operating expense in the accompanying statement of operations at an estimated fair value of $0.53 per share which equals the cash proceeds of the 2,188,628 shares issued to unrelated third parties during the quarter.

NOTE 6   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 19, 2011, the date the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OPERATING EXPENSES

     Operating expenses for the three months ended June 30, 2011 were $36,004 and consisted of legal, accounting and marketing expenses. Marketing expense totaled $10,536 and was paid through issuance of 20,000 shares of common stock at an estimated fair value of $.53 per share or $10,536.

NET LOSS

    Net loss for the three months ended June 30, 2011 was $36,004 and consisted of the Company's operating expenses.

PERIOD FEBRUARY 1, 2011 (inception) TO JUNE 30, 2011

     Operating expenses for the period February 1, 2011 (inception) to June 30, 2011 were $82,614 and consisted of legal, accounting and marketing expenses and the estimated fair value of shares issued to the Company's founder. Shares issued to the Company's founder were recorded at the estimated fair value of $.0001 or $20,000. Marketing expense totaled $10,536 and was paid through issuance of 20,000 shares of common stock at an estimated fair value of $.53 per share or$10,536. Legal and accounting expenses during the period was $52,078.

NET LOSS

     Net loss for the period from February 1, 2011 (inception) to June 30, 2011 was $82,614 and consisted of the Company's operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2011, the Company has no cash from operations since inception. The financial statements have been prepared on a going concern basis, which implies the Company will continue to meets its obligations and operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon the financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with a business entity for the combination with that target company. There is no assurance the Company will ever be profitable.

OVERVIEW

     Engchow Education Corporation was incorporated on February 1, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Engchow Education has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement.

     Engchow Education will attempt to locate and negotiate with a business entity for the combination of that target company with it. Engchow Education anticipates that it will primarily seek education institutions or a target company involved in the education business with which to combine. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     No assurances can be given that Engchow Education will be successful in locating or negotiating with any target company.

     Engchow Education has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

Potential Target Companies

     Engchow Education anticipates that it will primarily seek education institutions or a target company involved in the education business with which to combine. Business entities, if any, which may be interested in a combination with Engchow Education may include the following:

      +    a company for which a primary purpose of becoming public is the use  of its securities for the acquisition of assets or
             businesses;
      +    a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
      +    a company which wishes to become public with less dilution of its securities than would occur upon an underwriting;
      +    a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;
      +    a foreign company which may wish an initial entry into the United
               States securities market;
      +    a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;
      +    a company seeking one or more of the other perceived benefits of becoming a public company.

     A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of Engchow Education and the substitution by the target company of its own management and board of directors.

     No assurances can be given that Engchow Education will be able to enter into any business combination, as to the terms of a business combination, or as to the nature of a target company.

     The proposed business activities described herein classify Engchow Education as a "blank check" company. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations limiting the public sale of securities of blank check companies. Engchow Education will not make any efforts to cause a market to develop in its securities until such time as it has successfully implemented its business plan and is no longer classified as a blank check company.

     A business combination involving the issuance of the common stock of Engchow Education will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in Engchow Education. As a condition of the business combination agreement, the shareholders of Engchow Education may agree to sell, transfer or retire all or a portion of their stock of Engchow Education to provide the target company with all or majority control. The resulting change in control of Engchow Education will likely result in removal of the present officer and director of Engchow Education and a corresponding reduction in or elimination of his participation in the future affairs of Engchow Education.

     Engchow Education has no operations nor does it currently engage in any business activities generating revenues. Engchow Education's principal business objective for the following 12 months is to achieve a business combination with a target company.

     Engchow Education anticipates that during the 12 months following the date of this filing, it will incur costs related to (i) filing reports as required by the Securities Exchange Acct of 1934 and
(ii) consummating an acquisition or merger. Since its inception, Engchow Education has been dependent issuance of shares to furather its activities. Engchow Education issued shares with a value of $20,050 to 3 individuals for services provided to it. The continuation of Engchow Education as a going concern is dependent upon support from its shareholders, its management or its ability to obtain necessary equity financing to continue operations, or successfully locating and negotiating with a business entity for the combination of that target company.

   During the quarter ended June 30, 2011, the Company issued 2,188,628 common shares in exchange for cash proceeds of $1,152,985.The Company has advanced those proceeds to Eng Chow Educational Corporation (HK), Ltd. ("HKEEC") to fund costs associated with locating and negotiating with a target company. The advances are due on demand and do not bear interest. The majority of the outstanding shares of the Company and HKEEC are owned by the Company's President and CEO.

   During the period from February 1, 2011 (inception) to June 30, 2011, the Company incurred certain legal and accounting fees totaling $26,560 which were paid by Dr. Eng Training Center, Ltd. ("ETC") which were recorded as an advance payable to affiliate. The advances are due on demand and do not bear interest. The majority of the outstanding shares of the Company and ETC are owned by the Company's President and CEO.

During the quarter ended June 30, 2011, the Company issued 20,000 shares to two individuals for marketing services in the PRC and 2,188,628 shares for cash.

Search for Target Company

     Management of Engchow Education will supervise the search for target companies as potential candidates for a business combination. Engchow Education anticipates that it will primarily seek education institutions or a target company involved in the education business with which to combine.

     Engchow Education anticipates that it may enter, into agreements with consultants to assist it in locating a target company and may share stock received by it or an affiliate in Engchow Education with, or grant options on such stock to, such referring consultants. There is no minimum or maximum amount of stock or options that may be granted or paid to such consultants.

     Engchow Education may seek to locate a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more web sites and similar methods. Engchow Education may utilize consultants in the business and financial communities for referrals of potential target companies. However, there is no assurance that Engchow Education will locate a target company for a business combination.

Management of Engchow Education

     Mr. Eng Chow is the sole officer and director of Engchow Education and owns 98.7% of the its outstanding common stock. As such, he is able to control matters requiring approval by shareholders, including the election of directors and approval of significant corporate transactions. Engchow Education has no employees nor are there any other persons than Mr. Eng Chow who devote any time to its affairs.

     Eng Chow, the officer and director of Engchow Education, will provide his services without charge or repayment by Engchow Education.

Terms of a Business Combination

     In implementing a structure for a particular business acquisition, Engchow Education may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another corporation or entity. On the consummation of a transaction, it is likely that the present management and shareholders of Engchow Education will no longer be in control of Engchow Education. In addition, it is likely that the officer and director of Engchow Education will, as part of the terms of the business combination, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In many circumstances, Engchow Education may wish to register all or a part of such securities for public trading after the transaction is consummated. If such registration occurs, it will be undertaken by the surviving entity after Engchow Education has entered into an agreement for a business combination or has consummated a business combination and Engchow Education is no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in the securities of Engchow Education may depress the market value of the securities of Engchow Education in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which Engchow Education may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     Engchow Education will participate in a business combination only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information not required to be filed by Smaller reporting companies.


ITEM 4.  Controls and Procedures.

Disclosures and Procedures

      Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company's principal executive officer (who was also the principal financial officer during the period covered by this report).

      Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange
Commission that permit the Company to provide only management's report in this Quarterly Report.

Changes in Internal Controls

      There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, Engchow Education has issued
202,708,628 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933 :


Name                   Number of Shares

Tiber Creek Corporation         250,000
MB Americus LLC                 250,000
Eng Chow		    200,000,000
Individual shareholders       2,208,628
                            ------------
                            202,708,628

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5.  OTHER INFORMATION

               (a)  Not applicable.
               (b)  Item 407(c)(3) of Regulation S-K:

   During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6.  EXHIBITS

     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ENGCHOW EDUCATION CORPORATION

                               By:  /S/ Eng Chow
					Chief Executive Officer
					Chief Financial Officer

Dated:   August 19, 2011