Form 10-Q
period 2011-09-30
Engchow Education Corp
filed 2011-11-02
CIK 1516510

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2011

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 		000-54314

                     ENGCHOW EDUCATION CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                           _______________
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)


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
                                               Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                   Outstanding at September 30, 2011

Common Stock, par value $0.0001               202,708,628

Documents incorporated by reference:            None

                     FINANCIAL STATEMENTS





Balance Sheets as of September 30, 2011				F-1

Statements of Operations for the Three Months Ended
September 30, 2011 and for the Period from
February 1, 2011 (Inception) to September 30, 2011              F-2

Statement of Changes in Stockholders' Equity
for the Period from February 1, 2011 (Inception) to
September 30, 2011                                              F-3

Statement of Cash Flows for the Period from
February 1, 2011 (Inception) September 30, 2011                 F-4

Notes to Financial Statements                                  F5-F8

                ENGCHOW EDUCATION CORPORATION
                (A Development Stage Company)
                         BALANCE SHEET
                          (Unaudited)


                 ASSETS

					   September 30,
                                               2011
                                            ------------
   Current Assets

    Cash                                   $       6,510
    Receivable from affiliate		        1,152,985
                                            -------------

   Total Current Assets                        1,159,495
                                            -------------
        TOTAL ASSETS                        $   1,159,495
                                            =============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities

     Payable to affiliate                   $      32,533

     Accounts payable                              29,710
                                            -------------
    Total Current Liabilities                      62,243
                                            -------------

   Stockholders' Equity

   Preferred Stock, $0.0001 Par Value,
      20,000,000 Shares authorized;
      zero shares issued and
      outstanding                                      -
   Common Stock, $0.0001 Par Value,
      500,000,000 Shares authorized;
      202,708,628 Shares issued and
      Outstanding                                  20,271
    Additional paid-in capital                  1,169,810
    Deficit accumulated during the
      development stage                           (92,829)
                                            -------------
    Total Stockholders' Equity                  1,097,252
                                            -------------

    TOTAL LIABILITIES and
      STOCKHOLDERS' EQUITY                  $   1,159,495
                                            =============


         See accompanying notes to financial statements


                        ENGCHOW EDUCATION CORPORATION
                         (A Development Stage Company)
                           STATEMENT OF OPERATIONS
                                (Unaudited)

	            						 	For the Period from
        	     				For the quarter         February 1, 2011
             					 ended September 30, 	(Inception) to
						     2011		September 30, 2011
                                                -------------		---------------


      Operating Expenses                         $    10,215	        $      92,829
						-------------		--------------

      Net loss                                   $   (10,215)		$     (92,829)
                                                 =============		==============

      Loss per Share - basic and diluted         $    (0.00)            $       (0.00)
						--------------          --------------
      Weighted average shares-
          basid and diluted                       202,708,628             201,947,980
						--------------          --------------


                See accompanying notes to financial statements

                                       F-2


                        ENGCHOW EDUCATION CORPORATION
                        (A Development Stage Company)
                    STATEMENT OF CHANGES STOCKHOLDERS' EQUITY
                               (Unaudited)

                                                                Deficit
                                                              Accumulated
                          Common Stock          Additional    During the       Total
                      -----------------------   Paid-in       Development   Stockholders'
                       Shares          Amount    Capital         Stage       Equity
                       ----------   ----------   ------------  -----------   -------------
Balance, February 1,
  2011 (Inception)            -    $       -     $       -      $     -       $        -
Stock issued for
  services                500,000          50            -            -                50
Stock issued for
  serivces            200,000,000      20,000            -            -            20,000
Investment by
   President                   -            -          6,510           -            6,510
Net loss                       -            -            -        (20,050)        (20,050)
                      ------------    -------     ----------     ---------     ----------
Balance,
 February 28,
  2011                200,500,000   $  20,050     $    6,510     $ (20,050)    $    6,510
Stock issued for
  services                 20,000           2         10,534            -           10,536
Stock issued for
  cash                  2,188,628         219      1,152,766            -        1,152,985
Net loss                       -           -              -        (62,564)        (62,564)
                      ------------   ---------     ---------     ----------     ----------
Balance, June 30,
   2011               202,708,628    $ 20,271     $1,169,810     $ (82,614)     $1,107,467
Net loss                       -           -              -        (10,215)        (10,215)
                      ------------   ---------     ---------     ----------     ----------
Balance, September
 30, 2011             202,708,628    $ 20,271     $1,169,810     $ (92,829)     $1,097,252
                      ============   ========     ==========     ==========     ==========





                      See accompanying notes to financial statements


                        ENGCHOW EDUCATION CORPORATION
                        (A Development Stage Company)
                          STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                      For the Period from
                                        	      February 1, 2011
                                        	      (Inception) to
                                       		      September 30, 2011
                                       		      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                              $   (92,829)

  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

      Shares issued for service				     30,586

  Changes in operating assets and liabilities

  Receivable from affiliate                              (1,152,985)

   Payable to affiliate                                      32,533
   Accounts payable                                          29,710
                                                        ------------
   Net cash used in operating activities                 (1,152,985)
                                                        ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sales of common stock                    1,152,985
   Investment by President                                    6,510
                                                        ------------
        Net cash provided by financing activites          1,159,495
                                                        ------------

 Net increase in cash                                         6,510

 Cash at beginning of period                                     -
                                                        ------------
 Cash at end of period                                  $     6,510
                                                        ============


                 See accompanying notes to financial statements

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

LOSS PER COMMON SHARE

Basic loss per common shares excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As of September 30, 2011 there are no outstanding dilutive securities.

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

Note 2 - GOING CONCERN

The Company has sustained operating losses since its inception on February 1, 2011. Additionally, the Company has deficit accumulated during the development stage of $92,829 at September
30, 2011. The Company also has a net loss from operations of $10,215 for the three months ended September 30, 2011. The
Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.
This proposed ASU reflects the consensus-for-exposure in EITF Issue No. 10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for

                   Engchow Education Corporation
              Notes to the Financial Statements (unaudited)

fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company's financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures. The adoption of this ASU did not have a material impact on the the Company's financial statements.

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

During the period from February 1, 2011 (inception) to September 30, 2011, the Company incurred certain legal and accounting fees totaling $32,533 which were paid by Dr. Eng Training Center, Ltd. ("ETC") which were recorded as an advance payable to affiliate. The advances are due on demand and do not bear interest. The majority of the outstanding shares of the Company and ETC are owned by the Company's President and CEO.

NOTE 5   SHARE BASED PAYMENTS

During the quarter ended September 30, 2011, no shares were issued.

In April 2011, the Company issued 20,000 shares to two individuals for marketing services in the PRC. The shares have been recorded as operating expense in the accompanying statement of operations at an estimated fair value of $0.53 per share which equals the cash proceeds of the 2,188,628 shares issued to unrelated third parties during the quarter.

NOTE 6   SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 31, 2011 the date the financial statements were issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


oPERATING EXPENSES

    Operating expenses for the 3 months ended September 30, 2011 were $10,215 and consisted of legal and accounting consulting expenses.

NET LOSS

    Net loss for the three months ended September 30, 2011 was $10,215 and consisted of the Company's operating expenses.

Period from February 1, 2011 (inception) to September 30, 2011
Operating expenses

Operating expenses for the period from February 1, 2011 (inception) to September 30 were $92,829 and consisted of legal, accounting and marketing consulting expenses and the estimated fair value of shares issued to the Company's founder. Shares issued to the Company's founder were recorded at their estimated fair value of $.0001 or $20,000. Marketing expense totaled $10,536 and was paid for through issuance of 20,000 common shares at their estimated fair value of $.53 per share or $10,536. Legal and accounting expenses during the period was $62,293.

Net Loss

Net loss for the period from February 1, 2011 (inception) to September 30, 2011 was $92,829 and consisted of the Company's operating expenses.

Liquidity and Capital Resources

As of September 30, 2011, the Company has no cash from operations since inception. The financial statements have been prepared on a going concern basis which implies the Company will continue to meet its obligations and operations for the next fiscal year. The continuation of the Company as a going concern is dependent on financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations and successfully locating and negotiating with a business entity for a combination with that target company. There is no assurance that the Company will ever be profitable.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's discussion and analysis of results of operations and financial condition are based on our financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. The most significant estimates and assumptions include valuation of common shares issued in exchange for marketing services and provisions for income taxes. Actual results could differ from these estimates. Periodically we review all significant estimates and assumptions affecting the financial statements and record the effect of any necessary adjustments.

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Financial Statements included in our registration statement on Form 10 as of and for the period ended February 28, 2011. Other than as indicated in this quarterly report, there have been no material revisions to the critical accounting policies as filed in our registration statement on Form 10 as of and for the period ended February 28, 2011 with the SEC on March 28, 2011.


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

   During the period from February 1, 2011 (inception) to September 30, 2011, the Company issued 2,188,628 common shares in exchange for cash proceeds of $1,152,985.The Company has advanced those proceeds to Eng
Chow Educational Corporation (HK), Ltd. ("HKEEC") to fund costs associated with locating and negotiating with a target company. The advances are due on demand and do not bear interest. The majority of the outstanding shares of the Company and HKEEC are owned by the Company's President and CEO.

   During the period from February 1, 2011 (inception) to September 30, 2011, the Company incurred certain legal and accounting fees totaling $32,533 which were paid by Dr. Eng Training Center, Ltd. ("ETC") which were recorded as an advance payable to affiliate. The advances are due on demand and do not bear interest. The majority of the outstanding shares of the Company and ETC are owned by the Company's President and CEO.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, Engchow Education has issued
202,708,628 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933 :


Name                   Number of Shares

Tiber Creek Corporation         250,000
MB Americus LLC                 250,000
Eng Chow		    200,000,000
Individual shareholders       2,208,628
                            -----------
                            202,708,628

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

                               ENGCHOW EDUCATION CORPORATION

                               By:/s/ Eng Chow
					Chief Executive Officer
					Chief Financial Officer

Dated:   November 2, 2011